Form 10-Q
period 2000-09-29
MEDGENESIS INC
filed 2000-11-27
CIK 1108407

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________



                         Commission File Number 0-30832

                                 MEDGENESIS INC.
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                         41-1515691
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification Number)

                              5182 WEST 76TH STREET
                                 EDINA, MN 55439
                    (Address of principal executive offices)

                                 (952) 979-3600
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 4,500,000 shares outstanding as of November 13, 2000

                                      INDEX

                                 MEDGENESIS INC.


PART I. FINANCIAL INFORMATION
-----------------------------


Item 1. Financial Statements (Unaudited)

              Condensed Balance Sheets - September 29, 2000 and June 30, 2000

              Condensed Statements of Operations - Three months ended September 29, 2000 and October 1, 1999

              Condensed Statements of Cash Flows - Three months ended September 29, 2000 and October 1, 1999

              Notes to Consolidated Financial Statements - September 29, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION
--------------------------

Items 2,3,4 and 5 required under Part II have been omitted since all items are not applicable or answers are negative.

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

       a.)    Exhibits
                     27     Financial Data Schedule

       b.)    Reports on Form 8-K
                     None


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 MEDGENESIS INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   SEPTEMBER 29, 2000       JUNE 30,
                                                      (UNAUDITED)             2000
                                                   ------------------   ----------------
ASSETS
   Current assets:
   Cash and cash equivalents                           $        236       $         --
   Available for sale securities                                248                 --
   Trade accounts receivable - net                            4,234              4,727
   Inventories (Note 6)                                       4,557              3,723
   Prepaid expenses                                             671                521
   Other current assets                                         307                237
                                                       ------------       ------------

       Current assets                                        10,253              9,208
                                                       ------------       ------------
   Property, plant and equipment - net                        3,490              3,447
   Available for sale securities                                 --                727
   Intangible assets - net                                      655                706
   Loan to related party-non current                            575                 --
                                                       ------------       ------------

       Total assets                                    $     14,973       $     14,088
                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $      2,630       $      1,495
   Due to Chronimed                                               7                682
   Other current liabilities                                  1,565              1,227
                                                       ------------       ------------
       Current liabilities                                    4,202              3,404
                                                       ------------       ------------
Deferred taxes                                                  216                216
                                                       ------------       ------------
       Total liabilities                                      4,418              3,620
                                                       ------------       ------------
   Common stock, issued and outstanding shares
     -- 4,500                                                    45                 45
   Discount to par value                                        (44)               (44)
   Accumulated other comprehensive income                        79                456
   Retained earnings                                         10,475             10,011
                                                       ------------       ------------

       Total liabilities and stockholders' equity      $     14,973       $     14,088
                                                       ============       ============


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MEDGENESIS INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                             Three Months Ended
                                                       ------------------------------
                                                       September 29,      October 1,
                                                           2000              1999
                                                       ------------      ------------
Net revenue                                            $      9,068      $      8,014
Cost of revenues                                              5,068             4,880
                                                       ------------      ------------

   Gross profit                                               4,000             3,134

Operating expenses:
   Selling, general, and administrative expenses              3,028             2,171
   Research and development                                     327               249
                                                       ------------      ------------

Operating income                                                645               714
   Gain on sale of securities                                   103                --
   Interest income                                               13                --
                                                       ------------      ------------

Income before taxes                                             761               714
   Income tax expense                                           297               280
                                                       ------------      ------------

Net Income                                             $        464      $        434
                                                       ============      ============


Pro forma net income per share:
   Pro forma Basic and Diluted earnings per share      $       0.11


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MEDGENESIS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                        Three Months Ended
                                                  -------------------------------
                                                  September 29,       October 1,
                                                      2000               1999
                                                  ------------       ------------
Net cash provided by operating activities         $      1,230       $      1,908


Investing activities:
   Acquisitions, net of cash acquired                       --               (171)
   Purchases of meters and instruments                    (353)              (464)
   Purchases of property plant and equipment              (271)              (159)
   Loan to related party                                  (575)                --
   Proceeds from the sale of securities                    205                 --
                                                  ------------       ------------
Net cash used in investing activities                     (994)              (794)


Financing activities:
   Net cash provided to Chronimed                           --             (1,114)
                                                  ------------       ------------
Net cash used in financing activities                       --             (1,114)


Net increase in cash and cash equivalents                  236                 --
Cash and cash equivalents, beginning of year                --                 --
                                                  ------------       ------------
Cash and cash equivalents, end of period          $        236       $         --
                                                  ============       ============


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 MEDgenesis Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         Prior to June 30, 2000, MEDgenesis operated as the diagnostic products division of Chronimed Inc., and not as a separate company or subsidiary. The accompanying financial statements for periods through June 30, 2000 reflect assets, liabilities, revenues and expenses that were directly related to the diagnostic products division plus an allocation of certain facilities expenses and general and administrative costs for senior management, information systems, accounting, investor relations, insurance, and legal and corporate services, which were incurred at a corporate level within Chronimed. These costs were allocated between the continuing Chronimed business and MEDgenesis based on revenues, personnel, occupied space, and estimates of usage or time spent to provide services, as deemed appropriate by Chronimed's management to equitably allocate the full cost of doing business to the respective entities. Allocations and estimates were based on assumptions that Chronimed management believed were reasonable and present fairly the costs and expenses of MEDgenesis during those periods.

         Chronimed managed its cash and financing activities at the corporate level. As a result, cash and cash equivalents, corporate investments, debt and related interest income and expense were not allocated to the Company in the financial statements for periods through June 30, 2000. The Company's net cash flows as well as changes in the assets and liabilities not allocated to MEDgenesis are reflected in the Statement of Cash Flows as "Net cash provided to Chronimed".

         The accompanying unaudited, condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. The Company is responsible for the unaudited financial statements included in this report. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary to fairly present the financial position of MEDgenesis as of September 29, 2000, and the results of operations and cash flows for the three months ended September 29, 2000 and October 1, 1999. The results of operations for the three months ended September 29, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2000. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended June 30, 2000, included in the Company's Form 10 (Amendment No. 4) registration statement filed with the Securities and Exchange Commission.


2.       SPIN-OFF OR SALE

         The Company's parent, Chronimed, Inc., intends to divest the Company's business through a tax-free dividend to shareholders or a sale of the business. On November 13, 2000 the SEC gave final approval of the Company's Form 10 registration statement, as Chronimed continues to pursue a spin-off of the business. Concurrently, Chronimed is engaged in negotiations to sell the business. No definitive agreement has been reached, and there can be no assurance an agreement acceptable to Chronimed will be negotiated. Upon completion of the negotiations, Chronimed will decide which of the two strategic options to pursue.

3.       CHANGE IN FISCAL YEAR

         As a division of Chronimed, the Company had historically used a four-week, four-week, five-week (4-4-5) quarterly accounting cycle with the fiscal year ending on the Friday closest to June 30. In fiscal 2000, the first quarter ended on October 1, 1999, and the fiscal year ended on June 30, 2000.

         MEDgenesis has elected to adopt a 4-4-5 quarterly accounting cycle with the fiscal year ending on the Friday closest to December 31. The Company's first fiscal year following the spin-off will be a stub period from July 1 to December 29, 2000. The fiscal year 2001 will end on December 28, 2001.

4.       CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 29, 2000, the Company's cash equivalents consisted of money market funds.

5.       AVAILABLE FOR SALE SECURITIES

         In fiscal 1999, the diagnostics products division of Chronimed invested $450,000 to acquire 300,000 shares of the common stock of Cell Robotics International, Inc. (CRII) as part of an exclusive distribution and accessory manufacturing agreement for the Lasette Laser Lancing Device. During fiscal 2000, the Company amended the agreement to be a nonexclusive distributor and accessory manufacturer. Subsequently the Company decided to begin divesting itself of the CRII common stock and realized a net gain of $540,000 on sales of 120,000 shares during fiscal 2000. Pursuant to the terms of the Distribution Agreement, MEDgenesis agreed to compensate Chronimed for the net proceeds ($205,000) from the sale of Cell Robotics stock initiated in June, 2000 but not completed until July 2000. The gain on these sales was reported on the books of MEDgenesis in the quarter ended September 29, 2000.

         Available-for-sale securities as of September 29 and June 30, 2000 consist entirely of these CRII equity securities. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company considers the net unrealized gain on this investment of $79,000 and $456,000 at September 29 and June 30, 2000, respectively, to be temporary and as such has been recorded as other comprehensive income.

6.       INVENTORIES

Inventories are recorded at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                     Balances at:
                                          ----------------------------------
                                          September 29, 2000   June 30, 2000
                                          ------------------   -------------

         Raw materials                       $      1,293       $      1,027

         Work-in-process                              568                220

         Finished goods                             2,756              2,516

         Less: Reserve for obsolescence               (60)               (40)
                                             ------------       ------------

                                             $      4,557       $      3,723
                                             ============       ============

7.       BANK LINE OF CREDIT AGREEMENT

         On July 10, 2000, MEDgenesis entered into a line of credit agreement with US Bank, N.A. under which the Company may borrow against a borrowing base that is based on MEDgenesis' trade receivables and inventory balances, up to a maximum of $5 million. As of September 29, 2000 Medgenesis had no outstanding loans under this agreement.

         The original terms of the agreement included a covenant requiring MEDgenesis to maintain a tangible net worth (as defined by the credit agreement) in excess of $10 million, an amount that was set before MEDgenesis' opening balance sheet was finalized. In fact, MEDgenesis' beginning tangible net worth at July 1, 2000 was lower than this amount, as was the balance at September 29, 2000, resulting in a technical default of the credit agreement. On November 13, 2000 US Bank N.A. agreed to lower the tangible net worth reqiurement to $9 million, thus curing the technical default.

8.       COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                                             Three Months Ended
                                                                      -------------------------------
                                                                      September 29,       October 1,
                                                                          2000               1999
                                                                      ------------       ------------
         Net earnings                                                 $        464       $        434
         Unrealized gain (loss) on available for sale securities              (377)               (66)
                                                                      ------------       ------------
         Comprehensive income                                         $         87       $        368
                                                                      ============       ============

9.       RETAINED EARNINGS

         Prior to June 30, 2000, MEDgenesis operated as a division within Chronimed and not as a separate company or subsidiary. Retained earnings at June 30, 2000 were therefore computed as the difference between the total assets and the sum of liabilities, common stock, discount to par value, and accumulated other comprehensive income, which represents the accumulated net income of MEDgenesis since inception adjusted by the net cash provided to or received from Chronimed.
         Since June 30, 2000 MEDgenesis has operated as a subsidiary of Chronimed, and its net income since that date has been reflected as an addition to the June 30, 2000 retained earnings balance.

10.      LICENSE ASSIGNMENT FEE

         On August 31, 2000, Chronimed, MEDgenesis, and Hypoguard Ltd. executed an agreement by which Hypoguard consented to Chronimed's assignment of the February, 1993 Patent and Know-How License agreement between Hypoguard and Chronimed by which Chronimed licensed the rights to manufacture, distribute, and sell Supreme blood glucose system test strips to MEDgenesis, in consideration of a payment of $475,000. This amount was recorded as a selling, general, and administrative expense on the books of MEDgenesis during the fiscal quarter ended September 29, 2000.

11.      COMPUTATION OF EARNINGS PER SHARE

         If the spin-off is completed, MEDgenesis' shares will be distributed to Chronimed's shareholders as of a record date yet to be determined by Chronimed's Board of Directors, on a one-for-three basis. Accordingly, the number of MEDgenesis' pro forma weighted average common shares outstanding for both Basic and Diluted earnings per share calculations was computed by determining the number of Chronimed's weighted average shares outstanding, and dividing the result by three. Basic earnings per share was computed by dividing net income by the MEDgenesis' equivalent weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and potentially dilutive common shares from outstanding stock options and warrants. Potential dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of Chronimed's outstanding options and warrants. Earnings per share data for the quarter ended October 1, 1999 is not shown because it is not meaningful.
      The following table sets forth the computation of basic and diluted net income per share.

                         Dollars and Shares in Thousands
                     First Quarter Ended September 29, 2000

                                                                              EQUIVALENT
                                                       CHRONIMED SHARES   MEDGENESIS SHARES
                                                       ----------------   -----------------
Numerator - Net income (loss) for basic and diluted
net income per share:                                                          $   464

Denominator:
Denominator for basic net income
per share--weighted-average shares                          12,147               4,049

Effect of dilutive securities:
   Employee stock options                                        2                   1

Denominator for diluted net income
per share--weighted-average shares and assumed
conversions                                                 12,149               4,050

Basic net income (loss) per share:                                             $  0.11
                                                                               =======

Diluted net income (loss) per share:                                           $  0.11
                                                                               =======

12.       Related Party Transactions

DISTRIBUTION AND SPIN-OFF AGREEMENT
         As part of the proposed spin-off transaction, MEDgenesis and Chronimed entered into a Distribution and Spin-off Agreement, which dictates the terms and conditions by which, among other things, Chronimed transferred the assets and liabilities of its diagnostic products division to MEDgenesis. The Distribution Agreement established all of the steps to be taken by the Company and Chronimed, jointly and individually, to effectuate the proposed spin-off. It contains numerous covenants and indemnifications, including agreements allocating all actual and potential tax liabilities.

         Pursuant to this agreement, at June 30, 2000 MEDgenesis recorded a liability under the caption of "Due to Chronimed" of $682,000, representing compensation for increased working capital ($415,000) and asset purchases ($62,000) incurred between March 31 and June 30, 2000, as well as the proceeds to be received from the sale of available for sale securities occurring in July, 2000 ($205,000). As equity at June 30, 2000 was computed as the difference between assets and liabilities, these amounts due to Chronimed resulted in reduced equity, and were not included in the results of operations.

TRANSITION SERVICES AGREEMENT
         The Company has entered into a transition services agreement with Chronimed for a period of up to six months beginning July 1, 2000. Under the agreement, Chronimed will provide certain services requested by the Company. The fee for these services is based on rates similar to those being allocated to the Company prior to July 1, 2000. The transition services to be provided under this agreement include accounting, legal, and information systems. Payments made to Chronimed for transition services in the quarter ended September 29, 2000 totaled $108,000.

OFFICER LOAN
         In July 2000, the Company loaned to Chairman and CEO Maurice Taylor $674,900 in retirement of a personal loan Mr. Taylor had with US Bank, and which had been guaranteed by Chronimed. Mr. Taylor has given the Company a promissory note payable on December 31, 2001, with interest accruing at the US Bank's prime lending rate plus 1/2%. The US Bank's prime lending rate at the time of the loan was 9.5%. Payments of accrued interest and $25,000 in principal are due quarterly beginning in October 2000. Mr. Taylor has given the Company a mortgage on his residence and a salary pledge agreement to secure repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this section, all references to "we," "our," and "us" refer to MEDgenesis.

FUTURE UNCERTAINTIES

       This discussion contains forward-looking statements within the meaning of the federal securities laws that involve material risks and uncertainties. Many possible events or factors could affect our future financial results and performance, such that our actual results and performance may differ materially. As such, no forward-looking statement can be guaranteed. Differences in operating results may arise as a result of a number of factors, including, without limitation, seasonality, adverse changes in the competitive and economic conditions in domestic and international markets, actions of our major distributors, manufacturing and production delays or difficulties, adverse actions or delays in product reviews by the United States Food and Drug Administration ("FDA"), and the lower acceptance of our new products than forecast. Forward-looking statements typically are identified by the use of terms such as "may", "will", "should", "might", "expect", "anticipate", "estimate" and similar words, although some forward-looking statements are expressed differently. The risks described in this report and in other reports and registration statements filed with the Securities and Exchange Commission from time to time should be carefully considered. The following should be read in conjunction with the unaudited condensed financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW
       We develop, manufacture and market rapid diagnostic products for point-of-care detection. These products provide simple, accurate and cost-effective diagnoses for acute and chronic medical conditions. Products are sold though distributors worldwide to professionals for use in physicians' offices and long-term care facilities, and to consumers through organizations that provide private label, store brand products.

RESULTS OF OPERATIONS
(All amounts are shown in thousands of dollars)

NET REVENUE - MEDgenesis manufactures and sells blood glucose test strips and urine test strips, and performs contract manufacturing services from time-to-time to leverage excess capacity. We also purchase and resell blood glucose test strips, lancets, and infusion sets under exclusive and non-exclusive distribution and licensing agreements with various manufacturers. In addition, we purchase and distribute blood glucose meters that work exclusively with the test strips we either manufacture or purchase and resell.

       Sales of manufactured products declined from $5,207 in the quarter ended October 1, 1999 to $4,574 in the quarter ended September 29, 2000, a decrease of 12%. This decline is due to declining sales of our Supreme and Select GT blood glucose test strips, which are older products in a very mature stage of their product life cycle. The steepest part of the decline occurred in the first two quarters of fiscal 1999; since that time sales have stabilized considerably. We expect these products to continue to slowly decline over time, as we replace them in the field with newer products such as the Assure and other meter systems to be introduced in fiscal 2001. Urine test strip sales increased during this same period from $360 to $668, or 86%, as the DiaScreen(R) 10-Way strip continues to gain market momentum. Contract manufacturing activities increased 317% to $264 due to a few one-time manufacturing projects undertaken in the quarter ended September 29, 2000.

       Sales of distributed products increased from $3,035 to $4,835, or 59%, primarily due to a 213% increase in sales of the Assure test strip. Assure sales continue to show strong growth, as we place more meters into new accounts and use it to help manage the end of the Supreme product's life cycle, replacing Supreme meters where needed to maintain business. Lancet and infusion set sales have increased 17% and 29%, respectively, exceeding the pace of our overall growth in test strip sales.

GROSS PROFIT - Gross profit increased from $3,134 to $4,000 as a result of the sales increase, improved product margins, and lower meter depreciation expense. Margins on manufactured products increased 1.6% due to improved manufacturing productivity. Margins on distributed products increased 3.2%, due to volume-based price concessions received from the Assure supplier, a shift in the mix of lancet products to a more profitable line, and the discontinuation of a low margin contract with a distributor of infusion sets. Despite these margin increases, overall, product margins declined 2.1% due to the increased proportion of lower margin distributed products versus higher margin manufactured products (52% distributed products in the quarter ended September 29, 2000 compared to 38% in the prior year period). We expect that the distributed product proportion will continue to grow until we can introduce more new manufactured products or begin manufacturing of products that are now distributed. This implies that margins will continue to decline as the sales mix becomes more distributed.

Depreciation of blood glucose meters in the quarter ended September 29, 2000 compared to the quarter ended October 1, 1999 declined $530, a 61% decrease, as a result of a 49% drop in the amount of meters capitalized in the twelve months prior to each period.

RESEARCH AND DEVELOPMENT EXPENSE - R&D expenses increased from $249 (3.1% of sales) in the first quarter of last year to $327 (3.6%) in this year's first quarter, for a 31% increase. This increase was due to the cost of clinical trials for products under development and the hiring of a new Vice President of Regulatory Affairs (22 percentage points of the increase), and the creation of a dedicated regulatory department (9 percentage points).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - S,G&A expenses increased from $2,171 (27.1% of sales) in the first quarter of last year to $3,028 (33.4% of sales) in this year's first quarter, an increase of 39%. Much of this increase can be directly attributed to one-time costs associated with the transition from a division of Chronimed to a separate entity. These costs include a $475 payment to Hypoguard to facilitate the assignment of a technology license from Chronimed to MEDgenesis, $108 of expenses incurred under the Transition Services Agreement with Chronimed, and $35k of expenses related to SEC registration and other spin-off related activities. Legal expenses related to the Bayer lawsuit in the quarter ended September 29, 2000 were $220, up $97 over the prior year. Executive salaries, bonus, taxes, and benefits in the first quarter increased $108 over the prior year's first quarter, as the new entity now has its own dedicated executive team versus an allocation of a portion of such expenses from Chronimed in the past. Advertising, promotion, and trade show expenses increased $80 due in part to an effort to create recognition of our new name. We have also created a dedicated Business Development effort in order to identify and obtain new technologies and products. This effort represents an additional increase of $85 over the prior year's spending level. Offsetting these increases was a $151 reduction of Information Services costs due to the outsourcing of these services, and a slow ramp-up of these costs during the implementation phase. When the implementation phase of the outsourcing is completed, we expect to continue realize significant savings, although we do not expect the savings to be as large in future quarters.

OPERATING INCOME -Operating income declined from $714 in the quarter ended October 1, 1999 to $645 in the quarter ended September 29, 2000, a 10% decrease, as a result of higher expenses more than offsetting increased margins, as explained above. Exclusive of the one-time transition related expenses (the $475 license assignment fee, the $108 of Chronimed transition services, and the $35 spin-off costs noted above), operating income for the quarter ended September 29, 2000 was $1,263, 14% of sales and a 77% increase over the prior year period. Readers are cautioned that this performance is not necessarily indicative of future performance, as MEDgenesis is still in a transition period and expects to incur additional transition related expenses, as well as other expenses of a stand alone entity that were not incurred in the quarter ended September 29, 2000.

OTHER INCOME - Other income consists of a $103 gain on sale of available for sale securities in the quarter ended September 29, 2000

INTEREST INCOME - Interest income in the quarter ended September 29, 2000 consists of interest received on money market investments and from a loan to a related party, net of interest expense on draws from our line of credit and the loan commitment fee. The money market rates during this period averaged approximately 6.5%, while the interest on the related party loan was 10%. Interest expense related to the line of credit was computed at 9.5% of the borrowed balance, and 0.25% of the unused portion of the loan.

INCOME TAXES - The Company's income tax rate was approximately 39% in each of the quarters ended September 29, 2000 and October 1, 1999. This rate is expected to continue through the stub period ending December 29, 2000.

NET INCOME - Net income increased $28, or 7%, from $434 in the first quarter of fiscal 1999 to $464 in the quarter ended September 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES
       At September 29, 2000 we had cash and cash equivalents of $236 compared to no cash at June 30, 2000. The cash balance of $236 comes after funding a related party loan of $675 and after making a license transfer fee payment of $475. The increase in cash is due to increased sales and profit margins, the accelerated collection of trade receivables resulting from granting a major customer discounted terms for prompt payment, and increased accounts payable.

       The principal requirements for cash are for working capital, capital equipment and facility expansion, the placement of meters and instrumentation with customers in advance of the follow-on revenue stream generated by test sales, and repayment of our outstanding line of credit (if any). These cash requirements are expected to be funded by the results of operations and our existing bank line of credit. We also intend to search for acquisition and technology licensing candidates. As such, we may need to incur additional debt, or sell additional equity, to successfully complete these acquisitions. Cash requirements fluctuate as a result of numerous factors, such as the timing of delivery and payment of large shipments of distributed products, competition, technological developments, the time and expenditures required to obtain governmental approval of our products, and new product launches. Based on the current cash position and the current assessment of future operating results, we believe that the existing sources of liquidity should be adequate to meet operating needs for the next twelve months.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Available for sale securities at September 29, 2000 and June 30, 2000, consisted of equity securities of Cell Robotics International, Inc., with whom the Company had a distribution and development agreement for the Lasette Laser Lancing Device. The Company considers any net unrealized gain or loss on these investments to be temporary and reflects such gains or losses as a component of shareholders' equity.

       The Company did not invest in any other market risk sensitive instruments in during the quarter ended September 29, 2000. The Company had and has no exposure to market risk with regard to changes in interest rates. The Company has not used derivative financial instruments for any purposes, including hedging foreign currency risk or mitigating interest rate risk.

PART II. OTHER INFORMATION

       Items 2,3,4 and 5 required under Part II have been omitted since they are not applicable or the answers are negative.

ITEM 1. LEGAL PROCEEDINGS

         On June 30, 2000, Hypoguard Ltd. commenced a CPR Part 8 action against Chronimed in Commercial Court, Queens Bench Division London (2000 Claim No.
737). The action was related to Chronimed's request that Hypoguard consent to Chronimed's assignment of the parties' 1993 Patent and Know-How License Agreement to MEDgenesis. Hypoguard's action was injunctive in nature and Hypoguard claimed that Chronimed had no contractual or legal right to assign the parties' Patent License Agreement to a third party without Hypoguard's consent. Hypoguard sought four elements of relief, including a judicial declaration that Hypoguard's consent was necessary for any assignment, an injunction against any Chronimed assignment without such consent, recovery of attorney's fees and expenses, and any other equitable relief the Court deemed appropriate. The action did not assert or seek monetary damages.

         On August 30, 2000, Chronimed and MEDgenesis entered an agreement settling the dispute. The Amendment and Assignment: Patent and Know-How License Agreement modifies the 1993 Patent License, contains Hypoguard's consent to assignment of the modified 1993 Patent License to MEDgenesis, provides for payment of a transfer fee to Hypoguard in consideration of its consent to assignment, and requires dismissal of the Hypoguard injunction action. Pursuant to the August 30, 2000 settlement, Hypoguard requested and the Court ordered dismissal of the action. The Court's dismissal order was entered on September 8, 2000. MEDgenesis paid the transfer fee to Hypoguard pursuant to MEDgenesis' general indemnification of Chronimed under the July 1, 2000 Distribution and Spin-off Agreement between MEDgenesis and Chronimed. The MEDgenesis indemnification requires it to indemnify Chronimed for costs generally associated with or arising out of the operation of MEDgenesis, and specifically for costs related to litigation involving the business of MEDgenesis.

Item 6.   Exhibits and Reports on Form 8-K

       (a)    Exhibits
                    27     Financial Data Schedule

       (b)    Reports on Form 8-K
                    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MEDGENESIS INC.
                                             ---------------
                                              (REGISTRANT)



 November 16, 2000                         /s/  Maurice R. Taylor, II
----------------------                 -----------------------------------------
        Date                                    Maurice R. Taylor, II
                                                Chairman of the Board and
                                                Chief Executive Officer



 November 16, 2000                         /s/ Richard B. Thon
----------------------                 -----------------------------------------
        Date                                   Richard B. Thon
                                               Chief Financial Officer and
                                               Treasurer